Form 10-K
period 2001-12-31
FIRST UNION LEH BRO BANK OF AMER COM MOR PA TH CE SE 1998-C2
filed 2002-03-14
CIK 1137106

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-48943-04


        First Union Lehman Brothers Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates
        Series 1998-C2

       (Exact name of registrant as specified in its charter)



   New York                                       52-2107970
                                                  52-6929147
                                                  52-2107968
                                                  52-2107969
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank of Minnesota, N.A.
   11000 Broken Land Parkway
   Columbia, MD                                21044
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

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


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2001, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        44
             Class A-2                        63
             Class B                          13
             Class C                           9
             Class D                           9
             Class E                           6
             Class F                           3
             Class G                           1
             Class H                           1
             Class IO                         12
             Class J                           1
             Class K                           1
             Class L                           1
             Class M                           1
             Class N                           1
             Class R-I                         1
             Class R-II                        1
             Class R-III                       1

             Total:                          169


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

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

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.


       a) ORIX Capital Markets, LLC, as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.


       a) ORIX Capital Markets, LLC, as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.


       a) ORIX Capital Markets, LLC, as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On January 02, 2002, December 04, 2001, and October 22, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.






                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    First Union Lehman Brothers Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates
    Series 1998-C02
    (Registrant)



  Signed:  Wells Fargo Bank MN, N.A., as Trustee


  By:   Beth Belfield, Officer

  By: /s/  Beth Belfield, Officer

  Dated: March 12, 2002

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



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                        39,767,965.62        57,211,788.75                0.00            593,869,877.02
   A-2                       111,112,886.40                 0.00                0.00          1,693,794,000.00
   B                          11,314,759.20                 0.00                0.00            170,403,000.00
   C                          11,468,054.64                 0.00                0.00            170,402,000.00
   D                          13,859,857.80                 0.00                0.00            204,483,000.00
   E                           4,619,952.60                 0.00                0.00             68,161,000.00
   F                           3,464,981.40                 0.00                0.00             51,121,000.00
   G                           7,156,910.76                 0.00                0.00            102,241,582.00
   H                           1,192,816.92                 0.00                0.00             17,040,241.00
   IO                         23,012,223.69                 0.00                0.00                      0.00
   J                           2,095,949.64                 0.00                0.00             34,080,482.00
   K                           3,143,924.52                 0.00                0.00             51,120,723.00
   L                           2,095,949.64                 0.00                0.00             34,080,482.00
   M                           1,047,974.88                 0.00                0.00             17,040,241.00
   N                           1,871,547.29                 0.00                0.00             34,080,488.00
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   R-III                               0.00                 0.00                0.00                      0.00