Form 10-K/A
period 2000-12-31
FIRST UNION LEH BRO BANK OF AMER COM MOR PA TH CE SE 1998-C2
filed 2002-07-31
CIK 1137106

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-48943-04

                  First Union-Lehman Brothers-Bank of America
                  Commercial Mortgage Trust
                  Commercial Mortgage Pass-Through Certificates
                  Series 1998-C2
        (Exact name of registrant as specified in its charter)



New York                           52-6929147          52-2107969
                                   52-2107968          52-2107970
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of First Union-Lehman Brothers-Bank of America Series 1998-C2 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor and First Union National Bank as Master Servicer and Criimi Mae Services Limited Partnership as Special Servicer and Norwest Bank Minnestoa, National Association as Trustee, pursuant to which the First Union-Lehman Brothers-Bank of America Series 1998-C2 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Orix Real Estate Capital Markets   <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Orix Real Estate Capital Markets   <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 20, 2000, November 30, 2000, and December 27, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

First Union-Lehman Brothers-Bank of America
Commercial Mortgage Trust
Commercial Mortgage Pass-Through Certificates
Series 1998-C2

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 18, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Orix Real Estate Capital Markets  <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Orix Real Estate Capital Markets  <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Orix Real Estate Capital Markets  <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)

    ARTHURANDERSEN   (logo)


    Report of Independent Public Accountants

    To ORIX Real Estate Capital Markets, LLC:

    We have examined management's assertion about ORIX Real Estate Capital Markets, LLC's ("ORECM") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP) (except for minimum servicing standards V.4 and VI.1., which the MBA has interpreted as inapplicable in commercial and multi-family servicing contracts) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for ORECM's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about ORECM's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about ORECM's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on ORECM's compliance with the minimum servicing standards.

    In our opinion, management's assertion that ORECM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

    Dallas, Texas,
    February 22, 2001




EX-99.2 (a)

   Report of Management

    As of and for the year ended December 31, 2000, ORIX Real Estate Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing). For the period of January 1, 2000, through July 11, 2000, ORIX Real Estate Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000. For the period of July 12, 2000, through December 31, 2000, ORIX Real Estate Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.

    Michael E. Cousins                  February 22,2001
    Chief Financial Officer

    Paul Smyth                          February 22, 2001
    Managing Director of Servicing




EX-99.3 (a)

    0 R I X  (logo)

    ORIX Real Estate Capital Markets, LLC

    April 10, 2001

    ANNUAL COMPLIANCE
    MASTER SERVICER

    Ladies and Gentlemen:

    ORIX Real Estate Capital Markets, LLC ("ORECM"), as Master Servicer, is providing you the required documentation pursuant to the terms outlined in that certain Pooling and Servicing Agreement dated as of May 1, 1998 relating to First Union Brothers Bank of America Commercial Mortgage Pass-Through Certificates, Series 1998-C2. The applicable sections of the Pooling and Servicing Agreement are referenced in the attached Exhibit A.

    The undersigned officer, on behalf of ORECM, hereby informs you that (i) a review of the activities of ORECM and of its performance under this Agreement has been made for the period commencing June 6, 2000 and ending on December 31, 2000, (ii) to the best of the undersigned's knowledge, based on such review, ORECM, has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) ORECM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust provisions from the Internal Revenue Service or any other governmental agency or body.

    Also, please find attached, an Annual Independent Public Accountant's Servicing Report performed by Arthur Andersen, relative to the assets serviced by ORECM for the period beginning January 1,2000 through December 31, 2000.

    Duplicates of this Annual Statement of Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt by April 30, 2001.

    If you have any questions or comments relative to the attached documents, please call me at 214237-2010.

    Sincerely,

    ORIX Real Estate Capital Markets, LLC
    Master Servicer

    By:

         Paul Smyth
         Managing Director, Servicing

    Attachments:Exhibit A
                Exhibit B


    1717 Main Street, Suite 1400, Daflas, Texas 75201
    TEL: 800-887-6781 FAX: 214-237-2046


 Exhibit B
 Trustees

 State Street Bank and Trust Company        Wells Fargo Bank Minnesota, N.A.
 Attn: Mr. Daniel Scully                    11000 Broken Land Parkway
 Lafayette Corporate Center, 6th Floor      Columbia, MD 21044-3562
 2 Avenue de Lafayette                      Attn: Mr. Barry S. Schwartz
 Boston, MA 02111                           Corporate Trust Services (CMBS)

 State Steet Bank and Trust Company         LaSalle Bank National Association
 Attn: Credit Suisse First Boston Mortgage  Attn: Asset-Backed Securities
 Securities Corp., Series 1998-1            Trust Services Group
 Two Inernational Place, 5th Floor          135 South LaSalle Street,
 Boston, MA 02110                           Suite 1625
                                            Chicago, IL 60603

 Fannie Mae
 Attn: Mr. Richard Lawch
 3900 Wisconsin Aenue N.W.
 Washington, DC 20016

 Rating Agencies

 Duff & Phelps Credit Rating Co.           Moody's Investors Services, Inc.
 Attn: Commercial Monitoring Group         Attn: Commercial Mortgage
 55 East Monroe Street                     Surveillance Group
 Chicago, IL 60603                         99 Church Street
                                           New York, NY 10007

 Fitch IBCA, Inc.                          Standard & Poor's Ratings Services
 Attn: Commercial Mortgage Surveillance    Attn: Commercial Mortgage
 One State Street Plaza                    Surveillance Group
 New York, NY 10038                        55 Water Street
                                           New York, NY 10007

 Depositors

 Deutsche Mortgage & Asset                Credit Suisse First Boston
 Receiving Corporation                    Mortgage Securities Corp.
 Attn: R. Douglas Donaldson               Attn: Allan J. Baum
 One International Place, Room 520        Eleven Madison Avenue
 Boston, MA 02110                         New York, NY 10010

 *With a copy to:                         With a copy to:

 Cadwalader, Wickersham & Taft            Credit Suisse First Boston
 Attn: Anna H. Glick                      Mortgage Securities Corp.
 100 Maiden Lane                          Attn: Colleen Graham, Esq.,
 New York, NY 10038                       Compliance Department
                                          Eleven Madison Avenue
                                          New York, NY 10010

 Bank of America Commercial Mortgage Inc.
 Bank of America Corporate Center         First Union Commercial Mortgage
 Attn: David A. Gertner                   Securities, Inc.,
 100 North Tryson Street                  Attn: Barry Reiner
 Charlotte, North Carolina 28255          One First Union Center
                                          Charlotte, North Carolina 28228




***With a Copy to:

                                            Structured Asset Securities
Bank of America Commercial Mortgage Inc.    Corporation
Bank of America Corporate Center.           Attn: LB-UBS Commercial
attn: Glenn Reid, Esq., Assistant           Mortgage Trust, Series
General Counsel                             2000-C4
100 North Tryon Street (20th Floor)         200 Vesey Street
Charlotte, North Carolina 28255             New York, NY 10285

NationsLink Funding Corporation,
Bank of America Corporate Center
Attn: David A. Gertner
100 North Tryon Street
Charlotte, North Carolina 28255

Companion Holder

L-O Broadway Investments, Inc.              German America Capital
c/o Lowe Enterprises Investments, Inc.      Corporation
Attn: Ronald E. Silva*                      Attn: Greg Hartch
140 Pacific Avenue                          31 West 52nd Street
San rancisco, California 94111              New York, NY 10019

*With a copy to:

Lowe Enterprises Investment Management, Inc.
Attn: Bleecker Seaman
11777 San Vicente Boulevard, Suite 900
Los Angeles, California 90049

Bond Adminstrator

LaSalle National Bank
Attn: asset-Backed Securities Trust Services Group
135 South LaSalle Street, Suite 1625
Chicago, IL 60603

Underwriters

First Union Capital Markets Group                  Lehman Brothers Inc.,
Attn: Trish Hall-First Union- Lehman Brothers-     Attn: First Union-Lehman
Bank of America Commercial Mortgage Trust,         Brothers-Bank of
One First Union Center, DC6                        America
Charlotte, NOrth Carolina 28288-1075               Three World Financial Center
                                                   New York, NY 10285

UBS Warburg LLC                                    Deutsche Bank Securties
Attn: Ahmed Alali                                  Inc.,
299 Park Avenue                                    Attn: Tom Traynor
New York, NY 10171                                 51 West 52nd Street
                                                   New York, NY 10019
With a copy to:

UBS Warburg LLC
Attn: Robert C. Dinerstein, General Counsel
299 Park Avenue
New York, NY 10171

Special 'Servicer

ORIX Real Estate Capital Markets, LLC
1717 Main Stret, 12th /14th Floors
Dallas, TX 75201

Lennar Partners
760 Northwest 107th Avenue, Suite 400
Attn: Susan K. Chapman
Miami, Florida 33172