Form 10-K/A
period 2001-12-31
FIRST UNION LEH BRO BANK OF AMER COM MOR PA TH CE SE 1998-C2
filed 2002-12-18
CIK 1137106

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank of Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 14, 2002 on behalf of First Union Lehman Brothers Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 1998-C2 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, Criimi Mae Services Limited Partnership as Special Servicer, and Norwest Bank Minnesota, National Association as Trustee pursuant to which First Union Lehman Brothers Bank of America Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 1998-C2 registered under the Securities Act of 1933 (the "Certificates") were issued.





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

    First Union Lehman Brothers Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates
    Series 1998-C2
    (Registrant)


  Signed:  Wells Fargo Bank Minnesota, N.A., as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002



Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of First Union Lehman Brothers Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 1998-C2.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

     a) ORIX Capital Markets, LLC, as Servicer <F1>
     b) ORIX Capital Markets, LLC, as Special Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) ORIX Capital Markets, LLC, as Servicer <F1>
     b) ORIX Capital Markets, LLC, as Special Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)
ANDERSEN   (logo)

Report of Independent Public Accountants

To ORIX Capital Markets, LLC:

We have examined management's assertion about ORIX Capital Markets, LLC's ("OCM"), formerly ORIX Real Estate Capital Markets, LLC, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program Mortgage for Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing contracts) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for OCM's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about OCM's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about OCM's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on OCM's compliance with the minimum servicing standards.

In our opinion, management's assertion that OCM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


Dallas, Texas,
January 31, 2002


Ex 99.1 (b)
ANDERSEN   (logo)

Report of Independent Public Accountants

To ORIX Capital Markets, LLC:

We have examined management's assertion about ORIX Capital Markets, LLC's ("OCM"), formerly ORIX Real Estate Capital Markets, LLC, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program Mortgage for Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing contracts) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for OCM's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about OCM's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about OCM's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on OCM's compliance with the minimum servicing standards.

In our opinion, management's assertion that OCM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


Dallas, Texas,
January 31, 2002



EX 99.2 (a)
ORIX   (logo)

Report of Management

As of and for the year ended December 31, 2001, ORIX Capital Markets, LLC, formerly ORIX Real Estate Capital Markets, LLC, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program for
Mortgage Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing). For the period from January 1, 2001, through July 12, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000. For the period of July 13,2001, through December 31, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

Michael E. Cousins
Chief Financial Officer

Paul Smyth
Managing Director of Servicing


ORIX Capital Markets, LLC
1717 Main Street, Suite 1400, Dallas, TX 75201
TEL: 214-237-2000 FAX: 214-237-2018


EX 99.2 (b)
ORIX   (logo)

Report of Management

As of and for the year ended December 31, 2001, ORIX Capital Markets, LLC, formerly ORIX Real Estate Capital Markets, LLC, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program for
Mortgage Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing). For the period from January 1, 2001, through July 12, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000. For the period of July 13,2001, through December 31, 2001, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

Michael E. Cousins
Chief Financial Officer

Paul Smyth
Managing Director of Servicing


ORIX Capital Markets, LLC
1717 Main Street, Suite 1400, Dallas, TX 75201
TEL: 214-237-2000 FAX: 214-237-2018



Ex 99.3 (a)
ORIX       (logo)

ORIX Capital Markets, LLC

April 12, 2002


ANNUAL STATEMENT OF COMPLIANCE
MASTER SERVICER

Ladies and Gentlemen:

ORIX Capital Markets, LLC, f/k/a ORIX Real Estate Capital Markets, LLC ("OCM"), as Master Servicer, is providing you the required documentation pursuant to the terms outlined in that certain Pooling and Servicing Agreement dated as of May 1, 1998 relating to First Union-Lehman Brothers-Bank of America Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 1998-C2. The applicable sections of the Pooling and Servicing Agreement are referenced in the attached Exhibit A.

The undersigned officer, on behalf of OCM, hereby informs you that (i) a review of the activities of OCM and of its performance under this Agreement has been made for the period commencing January 1, 2001 and ending on December 31, 2001,
(ii) to the best of the undersigned's knowledge, based on such review, OCM has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) OCM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust provisions from the Internal Revenue Service or any other governmental agency or body.

Also, please find attached an Annual Independent Public Accountants' Servicing Report performed by Arthur Andersen, relative to the assets serviced by OCM for the period beginning January 1, 2001 through December 31, 2001.

Duplicates of this Annual Statement of Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt by April 30, 2002.

If you have any questions or comments relative to the attached documents, please call me at 214-237-2010.

Sincerely,

ORIX Capital Markets, LLC
Master Servicer

By:
  Paul Smyth
  Managing Director, Servicing

Attachments:    Exhibit A
                Exhibit B

1717 Main Street, Suite 800, Dallas, Texas 75201
TEL: 500-887-6781 FAX: 214-237-2046

Ex 99.3 (b)
ORIX Capital Markets, LLC
Paul Smyth
1717 Main Street, 10th Floor
Dallas, TX 75201
214-237-2010

March 7, 2002

ANNUAL STATEMENT AS TO COMPLIANCE
Special Servicing

Ladies and Gentlemen:

This Officer's Certificate is provided to you by ORIX Capital Markets, LLC ("OCM") pursuant to the terms outlined in the applicable sections of certain Agreements as referenced in the attached Exhibit A, relative to the securitization for which OCM serves as Special Servicer.

The undersigned officer, on behalf of OCM, hereby informs you (i) that, a review of the activities of OCM as Special Servicer and of its performance under each respective Agreement under the undersigned's supervision has been made for the period of time commencing January 1, 2001 through December 31, 2001 or a portion thereof, (ii) that, to the best of such undersigned's knowledge, based on such review, it has fulfilled all of its obligations under the Agreement and has maintained an effective internal control system relating to its servicing of the Loans serviced by it, throughout such period, and (iii) that, the undersigned has received no notice regarding qualification, nor challenging the status of the REMICS from the IRS or any other governmental body.

Also, please find attached, an Annual Independent Public Accountant's Servicing Report performed by Arthur Andersen LLP relative to the assets being serviced by OCM for the period beginning January 1, 2001 through December 31, 2001.

Duplicates of these documents are being simultaneously sent to all parties listed on Exhibit B.

If you have any questions or comments relative to the attached documents, please call me at 214-237-2010.

Sincerely,

ORIX Capital Markets, LLC
Special Servicer

By:
Paul Smyth
Managing Director, Servicing

Attachments: Annual Independent Public Accountant Servicing Report
Exhibit A
Exhibit B