Form 10-K/A
period 2003-03-31
FIRST UNION LEH BRO BANK OF AMER COM MOR PA TH CE SE 1998-C2
filed 2003-07-31
CIK 1137106

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

  Dated: July 17, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ORIX Capital Markets, LLC, as Special Servicer and ORIX Capital Markets, LLC, as Servicer.


      Date: July 17, 2003


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

/s/ Michael E. Cousins
Michael E. Cousins
ORIX Capital Markets LLC - CFO

/s/ Donald J. Kalescky
Donald J. Kalescky
ORIX Capital Markets LLC - Director, Loan Servicing

  Ex-99.3 (a)


ORIX
ORIX Capital Markets, LLC (logo)

April 10, 2003

ANNUAL STATEMENT OF COMPLIANCE
MASTER SERVICER AND SPECIAL SERVICER

Ladies and Gentlemen:

ORIX Capital Markets, LLC, f/k/a ORIX Real Estate Capital Markets, LLC ("OCM"), as Master Servicer and Special Servicer, is providing you the required documentation pursuant to the terms outlined in that certain Pooling and Servicing Agreement ("Agreement") dated as of May 1, 1998 relating to First Union-Lehman Brothers -Bank of America Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 1998-C2. The applicable sections of the Agreement are referenced in the attached Exhibit A.

The undersigned officers, on behalf of OCM, hereby inform you that (i) a review of the activities of OCM, as Master Servicer and Special Servicer, and of its performance under this Agreement has been made for the period commencing January 1, 2002 and ending on December 31, 2002, (ii) to the best of the undersigned's knowledge, based on such review, OCM has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) OCM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Also, please find attached 1) an Annual Independent Public Accountant's Servicing Report performed by KPMG LLP, relative to the assets serviced by OCM for the period beginning January 1, 2002 through December 31, 2002, and 2) OCM's Servicing Officer list.

Duplicates of this Annual Statement of Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt by April 30, 2003.

If you have any questions or comments relative to the attached documents, please call Grace Holst at 214-237-2022, or Jennifer Wilkicki at 214-237-2239.

Sincerely,

ORIX Capital Markets, LLC
Master Servicer, and Special Servicer

By: /s/ Grace Holst
Grace Holst
Associate Director

By: /s/ Jennifer Wilkicki
Jennifer Wilkicki
Senior Portfolio Manager

1717 Main Street, Suite 800, Dallas, Texas 75201
TEL: 800-887-6781  FAX: 214-237-2046

Exhibit A

CONTRACT        MASTER SERVICER          DEPOSITOR/   RELATED OWNER/    OTHER NOTE HOLDER    TRUSTEE/         FISCAL       ISSUER
                                           SELLER     CUSTODIAN                              REMIC ADMIN      AGENT
Morgan Stanely  CapMark Services, L.P.   Morgan Stanley    N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Capital I, Inc. with a copy to Legal     Capital I Inc.                                       National         Bank, N.V.
(1999-RM1)      Counsel                                                                       Association

RTC 1992 C2     Equitable Real Estate    Federal Deposit   N/A                 N/A            Bank of America  N/A            N/A
                Investment Management,   Insurance                                            National Trust
                Inc.                     Corporation with                                     and Savings
                                         copy to Counsel                                      Association

LB-UBB 2001-C2  Wachovia Securities      Structured Asset  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
                                         Securities Corp.                                     National         Bank, N.V.
                                                                                              Association

Structured      Wachovia Securities      Structured Asset  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Asset Securities                         Securities Corp.                                     National         Bank, N.V.
Corp. (LBCMT                                                                                  Association
1999-C2)

First Union     Wachovia Securities      First Union       N/A                 N/A            Wells Fargo aka N/A            N/A
Commercial                               Commercial                                           Norwest Bank
Mortgage                                 Mortgage                                             Minnesota, N.A.
Securities, Inc.                         Securities, Inc.
1999-C4

Sun Trust       Wachovia Securities      N/A               N/A                 N/A            N/A              N/A            N/A

DLJ Commercial  GE Captial Loan          DLJ Commerical    N/A                 N/A            Wells Fargo aka  N/A            N/A
Mortgage        Servicing, Inc.          Mortgage Corp.                                       Norwest Bank
Corp. 1999-CG2                                                                                Minnesota, N.A.

CSFBMBC         Key Bank Real            Credit Suisse     N/A                 N/A            Credit Suisse    N/A            N/A
2001-CK1        Estate Capital           First Boston                                         First Boston
                Markets                  Securities Corp.                                     Mortgage
                                                                                              Securities Corp.

RTC 1995 C2     Midland Loan             Federal Deposit   N/A                 N/A            First National   N/A            N/A
                Services                 Insurance                                            Bank of Chicago
                                         Corporation with
                                         copy to Counsel

Mellon          Midland Loan             Mellon Financial  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Financial       Services                 Commercial Mortgage                                  National         Bank, N.V.
Commerical                               Asset Corp.                                          Association
Mortgage Asset
Corp. 2000-PH1

RTC 1995 C1     Midland Loan             Federal Deposit   N/A                 N/A            First National   N/A            N/A
                Services                 Insurance                                            Bank of Chicago
                                         Corporation with
                                         copy to Counsel

RTC 1994 C1     Midland Loan             Federal Deposit   N/A                 N/A            U.S. Bank        N/A            N/A
                Services                 Insurance                                            National
                                         Corporation with                                     Association
                                         copy to Counsel

Deutsche        ORIX Capital Markets,    Deutsche Mortgage N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Mortgage &      LLC                      & Asset Receiving                                    National         Bank, N.V.
Asset Receiving                          Corporation, with                                    Association
Corp. (COMM)                             copy to Cadwaler
2000-C1                                  Wichersham & Taft

1211 Avenue of  Nomura                   Credit Suisse     N/A                 Credit Suisse  Wells Fargo      N/A            N/A
the Americas                             First Boston                          First Boston   aka Norwest
                                         Mortgage Securities                   Mortgage       Minnesota, N.A.
                                         Corp.                                 Capital
                                                                               LLC

Salomon         ORIX Capital             Salomon Brothers  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Brothers        Markets, LLC             Mortgage Securities                                  National         Bank, N.V.
Mortgage                                 VII, Inc.                                            Association
Securities VII,
Inc. 2000-NL1

Commercial      Midland Loan             Commercial        N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Mortgage        Services                 Mortgage                                             National         Bank, N.V.
Acceptance Corp.                         Acceptance Corp.                                     Association
1999-C1                                  with copies to
                                         Morrison &
                                         Hecker LLP

J.P. Morgan     ORIX Captial             J.P. Morgan       N/A                 N/A            Wells Fargo      N/A            N/A
Commercial      Markets, LLC             Commercial                                           aka Norwest Bank
Mortgage                                 Mortgage                                             Minnesota, N.A.
Finance Corp.                            Financial Corp.
2000-FL1

Deutsche        ORIX Capital Markets,    Deutsche Mortgage N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Mortgage        LLC                      & Asset Receiving                                    National         Bank, N.V.
& Asset                                  Corporation, with                                    Association
Receiving Corp.                          copy to Lethern
(COMM) 1999-C1                           and Watkins

DMARC CARS 1999 ORIX Capital Markets,    Deutsche Mortgage N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
                LLC                      & Asset Receiving                                    National         Bank, N.V.
                                         Corporation, with                                    Association
                                         copy to Cadwaler
                                         Wichersham & Taft

LB-UBS          ORIX Capital Markets,    Structured Asset  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
2000-C4         LLC                      Securities Corp.                                     National         Bank, N.V.
                                                                                              Association

Fannie Mae      ORIX Capital Markets,    Federal National  N/A                 NAP            U.S. Bank        N/A            N/A
Mulifamily      LLC and National         Mortgage                                             National
REMIC Trust     Consumer Cooperative     Association                                          Association
1998-M6         Bank

SouthTrust      SouthTrust Capital       SouthTrust        N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Capital Funding Funding Corp. with       Capital Funding                                      National         Bank, N.V.
Corp. RMF       a copy to Bradley,       with copies to                                       Association
1995-1          Areni, Rose & White      Caldwaller,
                and Johnston, Barton,    Wickerman & Taft;
                Proctor & Powell         Bradley, Areni,
                                         Rose & White

Salomon         Midland Loan             Salomon Brothers  N/A                 N/A            Wells Fargo      N/A            N/A
Brothers        Services                 Mortgage                                             aka Norwest Bank
Mortgage                                 Securities VII,                                      Minnesota, N.A.
Securities VII,                          Inc.
Inc. 2001-C1

Chase/GE 1999-2 GE Capital Loan          Chase Commercial  N/A                 N/A            Wells Fargo      N/A            N/A
                Servicing, Inc.          Mortgage                                             aka Norwest Bank
                                         Securities Corp.                                     Minnesota, N.A.
                                         with a copy to
                                         Jeanne M. Minina

J.P. Morgan     GMAC Commercial          J.P. Morgan Chase N/A                 N/A            U.S. Bank        N/A            N/A
Commercial      Mortgage                 Commercial                                           National
Mortgage        Corporation              Mortgage Securities                                  Association
Finance Corp.                            Corp.
2001-CIBC1

Morgan Stanley  CapMark Servies          Morgan Stanley    N/A                 N/A            Wells Fargo      N/A            N/A
Capital I, Inc. Amersco LP with          Capital I Inc.                                       aka Norwest Bank
1999-FNV1       a copy to Legal                                                               Minnesota, N.A.
                Counsel

Morgan Stanley  Key Bank Real            N/A               N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Capital I, Inc. Estate Capital                                                                National         Bank, N.V.
1995-GAL 1      Markets                                                                       Association

Prudential      Prudential               Prudential        N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Heritage        Asset Resources          Mortgage Capital                                     National         Bank, N.V.
2000-C1                                  Corporation II,                                      Association
                                         LLC

Chase           GMAC Commercial          Chase Commercial  N/A                 N/A            U.S. Bank        N/A            N/A
Commercial      Mortgage                 Mortgage                                             National
Mortgage        Corporation              Securities Corp.                                     Association
Securities Corp.
1998-1

GECCM-2001-2    GEMSA Loan               GE Capital        N/A                 N/A            Wells Fargo      N/A            N/A
                Services                 Mortgage                                             aka Norwest Bank
                                         Corporation                                          Minnesota, N.A.


  Ex-99.3 (b)


ORIX
ORIX Capital Markets, LLC (logo)

April 10, 2003

ANNUAL STATEMENT OF COMPLIANCE
MASTER SERVICER AND SPECIAL SERVICER

Ladies and Gentlemen:

ORIX Capital Markets, LLC, f/k/a ORIX Real Estate Capital Markets, LLC ("OCM"), as Master Servicer and Special Servicer, is providing you the required documentation pursuant to the terms outlined in that certain Pooling and Servicing Agreement ("Agreement") dated as of May 1, 1998 relating to First Union-Lehman Brothers -Bank of America Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 1998-C2. The applicable sections of the Agreement are referenced in the attached Exhibit A.

The undersigned officers, on behalf of OCM, hereby inform you that (i) a review of the activities of OCM, as Master Servicer and Special Servicer, and of its performance under this Agreement has been made for the period commencing January 1, 2002 and ending on December 31, 2002, (ii) to the best of the undersigned's knowledge, based on such review, OCM has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) OCM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Also, please find attached 1) an Annual Independent Public Accountant's Servicing Report performed by KPMG LLP, relative to the assets serviced by OCM for the period beginning January 1, 2002 through December 31, 2002, and 2) OCM's Servicing Officer list.

Duplicates of this Annual Statement of Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt by April 30, 2003.

If you have any questions or comments relative to the attached documents, please call Grace Holst at 214-237-2022, or Jennifer Wilkicki at 214-237-2239.

Sincerely,

ORIX Capital Markets, LLC
Master Servicer, and Special Servicer

By: /s/ Grace Holst
Grace Holst
Associate Director

By: /s/ Jennifer Wilkicki
Jennifer Wilkicki
Senior Portfolio Manager

1717 Main Street, Suite 800, Dallas, Texas 75201
TEL: 800-887-6781  FAX: 214-237-2046

Exhibit A

CONTRACT        MASTER SERVICER          DEPOSITOR/   RELATED OWNER/    OTHER NOTE HOLDER    TRUSTEE/         FISCAL       ISSUER
                                           SELLER     CUSTODIAN                              REMIC ADMIN      AGENT
Morgan Stanely  CapMark Services, L.P.   Morgan Stanley    N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Capital I, Inc. with a copy to Legal     Capital I Inc.                                       National         Bank, N.V.
(1999-RM1)      Counsel                                                                       Association

RTC 1992 C2     Equitable Real Estate    Federal Deposit   N/A                 N/A            Bank of America  N/A            N/A
                Investment Management,   Insurance                                            National Trust
                Inc.                     Corporation with                                     and Savings
                                         copy to Counsel                                      Association

LB-UBB 2001-C2  Wachovia Securities      Structured Asset  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
                                         Securities Corp.                                     National         Bank, N.V.
                                                                                              Association

Structured      Wachovia Securities      Structured Asset  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Asset Securities                         Securities Corp.                                     National         Bank, N.V.
Corp. (LBCMT                                                                                  Association
1999-C2)

First Union     Wachovia Securities      First Union       N/A                 N/A            Wells Fargo aka N/A            N/A
Commercial                               Commercial                                           Norwest Bank
Mortgage                                 Mortgage                                             Minnesota, N.A.
Securities, Inc.                         Securities, Inc.
1999-C4

Sun Trust       Wachovia Securities      N/A               N/A                 N/A            N/A              N/A            N/A

DLJ Commercial  GE Captial Loan          DLJ Commerical    N/A                 N/A            Wells Fargo aka  N/A            N/A
Mortgage        Servicing, Inc.          Mortgage Corp.                                       Norwest Bank
Corp. 1999-CG2                                                                                Minnesota, N.A.

CSFBMBC         Key Bank Real            Credit Suisse     N/A                 N/A            Credit Suisse    N/A            N/A
2001-CK1        Estate Capital           First Boston                                         First Boston
                Markets                  Securities Corp.                                     Mortgage
                                                                                              Securities Corp.

RTC 1995 C2     Midland Loan             Federal Deposit   N/A                 N/A            First National   N/A            N/A
                Services                 Insurance                                            Bank of Chicago
                                         Corporation with
                                         copy to Counsel

Mellon          Midland Loan             Mellon Financial  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Financial       Services                 Commercial Mortgage                                  National         Bank, N.V.
Commerical                               Asset Corp.                                          Association
Mortgage Asset
Corp. 2000-PH1

RTC 1995 C1     Midland Loan             Federal Deposit   N/A                 N/A            First National   N/A            N/A
                Services                 Insurance                                            Bank of Chicago
                                         Corporation with
                                         copy to Counsel

RTC 1994 C1     Midland Loan             Federal Deposit   N/A                 N/A            U.S. Bank        N/A            N/A
                Services                 Insurance                                            National
                                         Corporation with                                     Association
                                         copy to Counsel

Deutsche        ORIX Capital Markets,    Deutsche Mortgage N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Mortgage &      LLC                      & Asset Receiving                                    National         Bank, N.V.
Asset Receiving                          Corporation, with                                    Association
Corp. (COMM)                             copy to Cadwaler
2000-C1                                  Wichersham & Taft

1211 Avenue of  Nomura                   Credit Suisse     N/A                 Credit Suisse  Wells Fargo      N/A            N/A
the Americas                             First Boston                          First Boston   aka Norwest
                                         Mortgage Securities                   Mortgage       Minnesota, N.A.
                                         Corp.                                 Capital
                                                                               LLC

Salomon         ORIX Capital             Salomon Brothers  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Brothers        Markets, LLC             Mortgage Securities                                  National         Bank, N.V.
Mortgage                                 VII, Inc.                                            Association
Securities VII,
Inc. 2000-NL1

Commercial      Midland Loan             Commercial        N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Mortgage        Services                 Mortgage                                             National         Bank, N.V.
Acceptance Corp.                         Acceptance Corp.                                     Association
1999-C1                                  with copies to
                                         Morrison &
                                         Hecker LLP

J.P. Morgan     ORIX Captial             J.P. Morgan       N/A                 N/A            Wells Fargo      N/A            N/A
Commercial      Markets, LLC             Commercial                                           aka Norwest Bank
Mortgage                                 Mortgage                                             Minnesota, N.A.
Finance Corp.                            Financial Corp.
2000-FL1

Deutsche        ORIX Capital Markets,    Deutsche Mortgage N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Mortgage        LLC                      & Asset Receiving                                    National         Bank, N.V.
& Asset                                  Corporation, with                                    Association
Receiving Corp.                          copy to Lethern
(COMM) 1999-C1                           and Watkins

DMARC CARS 1999 ORIX Capital Markets,    Deutsche Mortgage N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
                LLC                      & Asset Receiving                                    National         Bank, N.V.
                                         Corporation, with                                    Association
                                         copy to Cadwaler
                                         Wichersham & Taft

LB-UBS          ORIX Capital Markets,    Structured Asset  N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
2000-C4         LLC                      Securities Corp.                                     National         Bank, N.V.
                                                                                              Association

Fannie Mae      ORIX Capital Markets,    Federal National  N/A                 NAP            U.S. Bank        N/A            N/A
Mulifamily      LLC and National         Mortgage                                             National
REMIC Trust     Consumer Cooperative     Association                                          Association
1998-M6         Bank

SouthTrust      SouthTrust Capital       SouthTrust        N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Capital Funding Funding Corp. with       Capital Funding                                      National         Bank, N.V.
Corp. RMF       a copy to Bradley,       with copies to                                       Association
1995-1          Areni, Rose & White      Caldwaller,
                and Johnston, Barton,    Wickerman & Taft;
                Proctor & Powell         Bradley, Areni,
                                         Rose & White

Salomon         Midland Loan             Salomon Brothers  N/A                 N/A            Wells Fargo      N/A            N/A
Brothers        Services                 Mortgage                                             aka Norwest Bank
Mortgage                                 Securities VII,                                      Minnesota, N.A.
Securities VII,                          Inc.
Inc. 2001-C1

Chase/GE 1999-2 GE Capital Loan          Chase Commercial  N/A                 N/A            Wells Fargo      N/A            N/A
                Servicing, Inc.          Mortgage                                             aka Norwest Bank
                                         Securities Corp.                                     Minnesota, N.A.
                                         with a copy to
                                         Jeanne M. Minina

J.P. Morgan     GMAC Commercial          J.P. Morgan Chase N/A                 N/A            U.S. Bank        N/A            N/A
Commercial      Mortgage                 Commercial                                           National
Mortgage        Corporation              Mortgage Securities                                  Association
Finance Corp.                            Corp.
2001-CIBC1

Morgan Stanley  CapMark Servies          Morgan Stanley    N/A                 N/A            Wells Fargo      N/A            N/A
Capital I, Inc. Amersco LP with          Capital I Inc.                                       aka Norwest Bank
1999-FNV1       a copy to Legal                                                               Minnesota, N.A.
                Counsel

Morgan Stanley  Key Bank Real            N/A               N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Capital I, Inc. Estate Capital                                                                National         Bank, N.V.
1995-GAL 1      Markets                                                                       Association

Prudential      Prudential               Prudential        N/A                 N/A            Lasalle Bank     ABN AMRO       N/A
Heritage        Asset Resources          Mortgage Capital                                     National         Bank, N.V.
2000-C1                                  Corporation II,                                      Association
                                         LLC

Chase           GMAC Commercial          Chase Commercial  N/A                 N/A            U.S. Bank        N/A            N/A
Commercial      Mortgage                 Mortgage                                             National
Mortgage        Corporation              Securities Corp.                                     Association
Securities Corp.
1998-1

GECCM-2001-2    GEMSA Loan               GE Capital        N/A                 N/A            Wells Fargo      N/A            N/A
                Services                 Mortgage                                             aka Norwest Bank
                                         Corporation                                          Minnesota, N.A.


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