Form 10-K
FIRST UNION LEH BRO BANK OF AMER COM MOR PA TH CE SE 1998-C2
filed 2004-03-30
CIK 1137106

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

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

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           50
             Class A-2                           70
             Class B                             16
             Class C                             10
             Class D                             13
             Class E                              7
             Class F                              5
             Class G                              3
             Class H                              1
             Class IO                            11
             Class J                              1
             Class K                              1
             Class L                              1
             Class M                              1
             Class N                              1
             Class R-I                            1
             Class R-II                           1
             Class R-III                          1

             Total:                             194


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ORIX Capital Markets, LLC, as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ORIX Capital Markets, LLC, as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ORIX Capital Markets, LLC, as Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 24, 2003, and December 22, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        On November 26, 2003 a form 8K-A was filed to revise the report of July 2003. On March 16, 2004 a form 8K-A was filed to revise the report of September 2003.




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



     First Union-Lehman Brothers-Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates
     Series 1998-C2
     (Registrant)



  Signed: Wachovia Bank, National Association as Depositor


  By:     Charles L. Culbreth, Managing Director

  By: /s/  Charles L. Culbreth, Managing Director

  Dated: March 30, 2004



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

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

I, Charles L. Culbreth, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the First Union- Lehman Brothers- Bank of America, Commercial Mortgage Pass-Through Certs., Series 1998-C2 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer and the special servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the master servicer and the special sevicer under the pooling and servicing agreement, and except as disclosed in the report, the master servicer and the special servicer have fulfilled their obligations in all material respects under the pooling and servicing agreement in the year such review applies;

5. I have disclosed to the master servicer's or the special servicer's certified public accountants all significant deficiencies relating the master servicer's or special servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: ORIX Capital Markets, LLC, as Servicer and Special Servicer, and Wells Fargo Bank, National Association, as Trustee.



     Date: March 30, 2004

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title


Ex-99.1 (a)

(Logo) KPMG

KPMG LLP
Suite 3100
717 North Harwood Street
Dallas, TX 75201-6585

Independent Accountants' Report

The Board of Managers of
ORIX Capital Markets, LLC

We have examined management's assertion, included in the accompanying Management
Assertion: that ORIX Capital Markets, LLC (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBNs) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V4 and VI.I, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31,2003. Management is responsible for ORIX Capital Markets, LLC's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that ORIX Capital Markets, LLC complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

January 30, 2004

(Logo) KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG international, a Swiss Cooperative.





Ex-99.1 (b)

(Logo) KPMG

KPMG LLP
Suite 3100
717 North Harwood Street
Dallas, TX 75201-6585

Independent Accountants' Report

The Board of Managers of
ORIX Capital Markets, LLC

We have examined management's assertion, included in the accompanying Management
Assertion: that ORIX Capital Markets, LLC (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBNs) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V4 and VI.I, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31,2003. Management is responsible for ORIX Capital Markets, LLC's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that ORIX Capital Markets, LLC complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

January 30, 2004

(Logo) KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG international, a Swiss Cooperative.



Ex-99.2 (a)

(Logo) ORIX Capital Markets, LLC
1717 Main Street, Suite 900, Dallas, TX 75201
Tel: 800-887-6781 Fax: 214-237-2018

Management Assertion

Date: January 23, 2004

As of and for the year ended December 31, 2003, ORIX Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

/s/ Michael E. Cousins
Michael E. Cousins
ORIX Capital Markets, LLC-CFO

/s/ Donald J. Kalescky
Donald J. Kalescky
ORIX Capital Markets, LLC-Director, Loan Servicing


Ex-99.2 (b)

(Logo) ORIX Capital Markets, LLC
1717 Main Street, Suite 900, Dallas, TX 75201
Tel: 800-887-6781 Fax: 214-237-2018

Management Assertion

Date: January 23, 2004

As of and for the year ended December 31, 2003, ORIX Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

/s/ Michael E. Cousins
Michael E. Cousins
ORIX Capital Markets, LLC-CFO

/s/ Donald J. Kalescky
Donald J. Kalescky
ORIX Capital Markets, LLC-Director, Loan Servicing


Ex-99.3 (a)

(Logo) ORIX
ORIX Capital Markets, LLC

March 8, 2004

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

The undersigned officers, on behalf of OCM, hereby inform you that (i) a review of the activities of OCM, as Master Servicer and Special Servicer, and of its performance under this Agreement has been made for the period commencing January 1, 2003 and ending on December 31, 2003, (ii) to the best of the undersigned's knowledge, based on such review, OCM has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) OCM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Also, please find attached 1) an Annual Independent Public Accountant's Servicing Report performed by KPMG LLP, relative to the assets serviced by OCM for the period beginning January 1,2003 through December 31,2003, and 2) OCM's Servicing Officer list.

Duplicates of this Annual Statement of Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt by April 30, 2004.

If you have any questions or comments relative to the attached documents, please call Grace Holst at 214-237-2022, or John Dinan at 214-237-2224.

Sincerely,

ORIX Capital Markets, LLC
Master Servicer, and Special Servicer

By: /s/ Grace Holst
Grace Holst
Associate Director

By: /s/ John Dinan
John Dinan
Director REG-DPA

1717 Main Street, Suite 800, Dallas, Texas 75201
Tel: 800-887-6781 Fax: 214-237-2046


Ex-99.3 (b)

(Logo) ORIX
ORIX Capital Markets, LLC

March 8, 2004

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

The undersigned officers, on behalf of OCM, hereby inform you that (i) a review of the activities of OCM, as Master Servicer and Special Servicer, and of its performance under this Agreement has been made for the period commencing January 1, 2003 and ending on December 31, 2003, (ii) to the best of the undersigned's knowledge, based on such review, OCM has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) OCM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Also, please find attached 1) an Annual Independent Public Accountant's Servicing Report performed by KPMG LLP, relative to the assets serviced by OCM for the period beginning January 1,2003 through December 31,2003, and 2) OCM's Servicing Officer list.

Duplicates of this Annual Statement of Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt by April 30, 2004.

If you have any questions or comments relative to the attached documents, please call Grace Holst at 214-237-2022, or John Dinan at 214-237-2224.

Sincerely,

ORIX Capital Markets, LLC
Master Servicer, and Special Servicer

By: /s/ Grace Holst
Grace Holst
Associate Director

By: /s/ John Dinan
John Dinan
Director REG-DPA

1717 Main Street, Suite 800, Dallas, Texas 75201
Tel: 800-887-6781 Fax: 214-237-2046





  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                           25,880,813.09        133,083,754.71                 0.00             345,709,566.91
   A-2                          111,107,060.17                  0.00                 0.00           1,693,794,000.00
   B                             11,314,165.91                  0.00                 0.00             170,403,000.00
   C                             11,467,453.31                  0.00                 0.00             170,402,000.00
   D                             13,859,131.05                  0.00                 0.00             204,483,000.00
   E                              4,619,710.35                  0.00                 0.00              68,161,000.00
   F                              3,464,799.71                  0.00                 0.00              51,121,000.00
   G                              7,156,535.48                  0.00                 0.00             102,241,582.00
   H                              1,192,754.37                  0.00                 0.00              17,040,241.00
   IO                            19,958,893.75                  0.00                 0.00                       0.00
   J                              2,095,839.74                  0.00                 0.00              34,080,482.00
   K                              3,143,759.66                  0.00                 0.00              51,120,723.00
   L                              2,095,839.74                  0.00                 0.00              34,080,482.00
   M                              1,153,230.97                  0.00                 0.00              17,040,241.00
   N                              1,075,224.87                  0.00        10,188,877.33              15,906,795.23
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00