Form 10-K
period 2004-12-31
FIRST UNION LEH BRO BANK OF AMER COM MOR PA TH CE SE 1998-C2
filed 2005-03-30
CIK 1137106

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-48943-04


        First Union Lehman Brothers Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates
        Series 1998-C02

     (Exact name of registrant as specified in its charter)


   New York                                         52-2107970
  (State or other jurisdiction of                   52-6929147
  incorporation or organization)                    52-2107968
                                                    52-2107969
                                                    (I.R.S. Employer
                                                    Identification No.)


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

        Yes  ___     No  X


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


     Documents Incorporated by Reference

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 88.


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


  Item 9B. Other Information.

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


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) ORIX Capital Markets, LLC, as Servicer <F1>
      b) ORIX Capital Markets, LLC, as Special Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ORIX Capital Markets, LLC, as Servicer <F1>
      b) ORIX Capital Markets, LLC, as Special Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) ORIX Capital Markets, LLC, as Servicer <F1>
      b) ORIX Capital Markets, LLC, as Special Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


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

  Dated: March 30, 2005


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



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  CERTIFICATION



  First Union Commercial Mortgage Securities, Inc.,
  Commercial Mortgage Pass Through Certificates
  Series 1998 C2 (the "Trust)

  I, Charles L. Culbreth, certify that:

  1. I have reviewed the annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports;

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ORIX Capital Markets, LLC and Wells Fargo Bank Minnesota, N.A.

     Date: March 30, 2005

     /s/ Charles L. Culbreth
     Signature

     Charles L. Culbreth, Managing Director
     Wachovia Commercial Mortgage Securities, Inc.



  EX-99.1 (a)
(logo) KPMG

KPMG LLP
Suite 3100
717 North Harwood Street
Dallas, TX 75201-6585

Telephone 214 840 2000
Fax       214 840 2297
Internet  www.kpmg.com



Independent Accountants' Report


The Board of Managers of
ORIX Capital Markets, LLC


We have examined management's assertion, included in the accompanying Management Assertion, that ORIX Capital Markets, LLC (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers
(USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for ORIX Capital Markets, LLC's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


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


In our opinion, management's assertion that ORIX Capital Markets, LLC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ KPMG LLP

February 28, 2005




KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.




  EX-99.1 (b)
(logo) KPMG

KPMG LLP
Suite 3100
717 North Harwood Street
Dallas, TX 75201-6585

Telephone 214 840 2000
Fax       214 840 2297
Internet  www.kpmg.com



Independent Accountants' Report


The Board of Managers of
ORIX Capital Markets, LLC


We have examined management's assertion, included in the accompanying Management Assertion, that ORIX Capital Markets, LLC (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers
(USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for ORIX Capital Markets, LLC's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


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


In our opinion, management's assertion that ORIX Capital Markets, LLC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ KPMG LLP

February 28, 2005




KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) ORIX
ORIX Capital Markets, LLC
1717 Main Street, Suite 900, Dallas, Texas 75201
TEL: 800-887-6781 FAX: 214-237-2018


Management Assertion


Date: February 28, 2005


As of and for the year ending December 31, 2004, ORIX Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000.000.



/s/ Michael E. Cousins
Michael E. Cousins
ORIX Capital Markets, LLC - CFO


/s/ Donald J. Kalescky
Donald J. Kalescky
ORIX Capital Markets, LLC - Director, Loan Servicing




  EX-99.2 (b)
(logo) ORIX
ORIX Capital Markets, LLC
1717 Main Street, Suite 900, Dallas, Texas 75201
TEL: 800-887-6781 FAX: 214-237-2018


Management Assertion


Date: February 28, 2005


As of and for the year ending December 31, 2004, ORIX Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000.000.



/s/ Michael E. Cousins
Michael E. Cousins
ORIX Capital Markets, LLC - CFO


/s/ Donald J. Kalescky
Donald J. Kalescky
ORIX Capital Markets, LLC - Director, Loan Servicing





  EX-99.3 (a)
(logo) ORIX
ORIX Capital Markets, LLC

March 11, 2005

ANNUAL STATEMENT AS TO COMPLIANCE
MASTER SERVICER AND SPECIAL SERVICER

Ladies and Gentlemen:

ORIX Capital Markets, LLC, f/k/a ORIX Real Estate Capital Markets, LLC ("OCM"), as Master Servicer and Special Servicer, is providing you the required documentation pursuant to the terms outlined in that certain Pooling and Servicing Agreement ("Agreement") dated as of May 1, 1998 relating to First Union-Lehman Brothers-Bank of America Commercial Mortgage Pass-Through Certificates, Series 1998-C2. The applicable sections of the Agreement are referenced in the attached Exhibit A.

The undersigned officers, on behalf of OCM, hereby inform you that (i) a review of the activities of OCM, as Master Servicer and Special Servicer, and of its performance under this Agreement has been made for the period commencing January 1, 2004 and ending on December 31, 2004, (ii) to the best of the undersigned's knowledge, based on such review, OCM has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) OCM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Also, please find attached 1) an Annual Independent Public Accountant's Servicing Report performed by KPMG LLP, relative to the assets serviced by OCM for the period beginning January 1, 2004 through December 31, 2004, and 2) OCM's Servicing Officer list.

Duplicates of this Annual Statement as to Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt on or before April 30, 2005.

If you have any questions or comments relative to the attached documents, please call Grace Holst at 214-237-2022, or Mark Pakes at 214-237-2050.


Sincerely,

ORIX Capital Markets, LLC
Master Servicer and Special Servicer


By: /s/ Grace Holst
Grace Holst
Associate Director, Master Servicing


By: /s/ Mark Pakes
Mark Pakes
Associate Director, Special Servicing


1717 Main Street, Suite 800, Dallas, Texas 75201
TEL: 800-887-6781 FAX: 214-237-2046




EXHIBIT A


                        Contract
Contract Name           As Of Date   Agreement Sections


J.P. Morgan 2000-C9     02/01/00     3.02 & 3.03, Servicing Officer list


DMARC 1998-Cl           03/01/98     3.14 & 3.15, Servicing Officer list


DLJ 1998-CF1            03/01/98     3.13 & 3.14, Servicing Officer list


DLJ 1998-CF2            12/01/98     3.13 & 3.14, Servicing Officer list


SALOMON 2000C2          08/01/00     3.13 & 3.14, Servicing Officer list


MCFI 1998 MC2           06/01/98     3.13 & 3.14, Servicing Officer list


BACM 2000-2             09/01/00     3.13 & 3.14, Servicing Officer list


COMM 2000-Cl            09/01/00     3.14 & 3.15, Servicing Officer list


CSFB 1998-C1            06/11/98     3.13 & 3.14, Servicing Officer list


NationsBanc 95M2        08/29/95     3.13 & 3.14. Servicing Officer list


FNMA 1996-M5            08/01/96     3.30 & 3.33(g). Servicing Officer list


FNMA 98-M6              08/01/98     3.01 (a),    Servicing Officer list


FULBBA 1998-C2          05/01/98     3.13 & 3.14, Servicing Officer list


LBUBS 2000-C4           09/11/00     3.13 & 3.14, Servicing Officer list


Nationslink 99-1        2/1/1999     3.13 & 3.14, Servicing Officer list


Nationslink 99-2        08/1/1999    3.13 & 3.14, Servicing Officer list


MSDW 2002-IQ2           08/01/02     8.12, 8.13,  Servicing Officer list





  EX-99.3 (b)
(logo) ORIX
ORIX Capital Markets, LLC

March 11, 2005

ANNUAL STATEMENT AS TO COMPLIANCE
MASTER SERVICER AND SPECIAL SERVICER

Ladies and Gentlemen:

ORIX Capital Markets, LLC, f/k/a ORIX Real Estate Capital Markets, LLC ("OCM"), as Master Servicer and Special Servicer, is providing you the required documentation pursuant to the terms outlined in that certain Pooling and Servicing Agreement ("Agreement") dated as of May 1, 1998 relating to First Union-Lehman Brothers-Bank of America Commercial Mortgage Pass-Through Certificates, Series 1998-C2. The applicable sections of the Agreement are referenced in the attached Exhibit A.

The undersigned officers, on behalf of OCM, hereby inform you that (i) a review of the activities of OCM, as Master Servicer and Special Servicer, and of its performance under this Agreement has been made for the period commencing January 1, 2004 and ending on December 31, 2004, (ii) to the best of the undersigned's knowledge, based on such review, OCM has fulfilled all of its obligations under this Agreement in all material respects throughout such period, and (iii) OCM has received no notice regarding qualifications, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Also, please find attached 1) an Annual Independent Public Accountant's Servicing Report performed by KPMG LLP, relative to the assets serviced by OCM for the period beginning January 1, 2004 through December 31, 2004, and 2) OCM's Servicing Officer list.

Duplicates of this Annual Statement as to Compliance, and any supporting documents, are being simultaneously sent to all parties listed on Exhibit B for receipt on or before April 30, 2005.

If you have any questions or comments relative to the attached documents, please call Grace Holst at 214-237-2022, or Mark Pakes at 214-237-2050.


Sincerely,

ORIX Capital Markets, LLC
Master Servicer and Special Servicer


By: /s/ Grace Holst
Grace Holst
Associate Director, Master Servicing


By: /s/ Mark Pakes
Mark Pakes
Associate Director, Special Servicing


1717 Main Street, Suite 800, Dallas, Texas 75201
TEL: 800-887-6781 FAX: 214-237-2046




EXHIBIT A


                        Contract
Contract Name           As Of Date   Agreement Sections


J.P. Morgan 2000-C9     02/01/00     3.02 & 3.03, Servicing Officer list


DMARC 1998-Cl           03/01/98     3.14 & 3.15, Servicing Officer list


DLJ 1998-CF1            03/01/98     3.13 & 3.14, Servicing Officer list


DLJ 1998-CF2            12/01/98     3.13 & 3.14, Servicing Officer list


SALOMON 2000C2          08/01/00     3.13 & 3.14, Servicing Officer list


MCFI 1998 MC2           06/01/98     3.13 & 3.14, Servicing Officer list


BACM 2000-2             09/01/00     3.13 & 3.14, Servicing Officer list


COMM 2000-Cl            09/01/00     3.14 & 3.15, Servicing Officer list


CSFB 1998-C1            06/11/98     3.13 & 3.14, Servicing Officer list


NationsBanc 95M2        08/29/95     3.13 & 3.14. Servicing Officer list


FNMA 1996-M5            08/01/96     3.30 & 3.33(g). Servicing Officer list


FNMA 98-M6              08/01/98     3.01 (a),    Servicing Officer list


FULBBA 1998-C2          05/01/98     3.13 & 3.14, Servicing Officer list


LBUBS 2000-C4           09/11/00     3.13 & 3.14, Servicing Officer list


Nationslink 99-1        2/1/1999     3.13 & 3.14, Servicing Officer list


Nationslink 99-2        08/1/1999    3.13 & 3.14, Servicing Officer list


MSDW 2002-IQ2           08/01/02     8.12, 8.13,  Servicing Officer list





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                           21,352,802.35        200,802,632.58                 0.00             144,906,934.33
   A-2                          111,112,886.40                  0.00                 0.00           1,693,794,000.00
   B                             11,314,759.20                  0.00                 0.00             170,403,000.00
   C                             11,468,054.64                  0.00                 0.00             170,402,000.00
   D                             13,859,857.80                  0.00                 0.00             204,483,000.00
   E                              4,619,952.60                  0.00                 0.00              68,161,000.00
   F                              3,464,981.40                  0.00                 0.00              51,121,000.00
   G                              7,156,910.76                  0.00                 0.00             102,241,582.00
   H                              1,192,816.92                  0.00                 0.00              17,040,241.00
   IO                            21,387,865.50                  0.00                 0.00           2,765,080,674.83
   J                              2,095,949.64                  0.00                 0.00              34,080,482.00
   K                              2,096,464.51                  0.00                 0.00              51,120,723.00
   L                              1,357,115.58                  0.00                 0.00              34,080,482.00
   M                                611,318.68                  0.00                 0.00              17,040,241.00
   N                                575,855.70                  0.00         9,700,805.72               6,205,989.50
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00